Form 10-Q
period 1995-03-31
BRAUVIN REAL ESTATE FUND I
filed 1995-05-19
CIK 318722

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q


[X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended    March 31, 1995

                                      OR

[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the transition period from _____________ to ________________.

      Commission File Number        0-10293

                          BRAUVIN REAL ESTATE FUND I
            (Exact name of registrant as specified in its charter)

              Illinois                               36-3121769
   (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)              Identification Number)

   150 South Wacker Drive, Suite 3200, Chicago, Illinois    60606
          (Address of principal executive offices)       (Zip Code)

                               (312) 443-0922
             (Registrant's telephone number, including area code)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    YES     X     NO

                          BRAUVIN REAL ESTATE FUND I

                                    Index


                                                                      Page
PART I Financial Information

Item 1.Financial Statements .                                           3

       Statemenst of Net Liabilities in Liquidation at March 31,
       1995 (unaudited) and December 31, 1994 (audited) -
       (Liquidation Basis) .                                           4

       Statement of Changes in Net Liabilities in Liquidation
       for the three months ended March 31, 1995 (unaudited) -
       (Liquidation Basis) . . . . . . .                               5

       Statement of Operations for the three months ended
       March 31, 1994 (unaudited) - (Going Concern Basis) . . . . . .  6

       Statement of Cash Flows for the three months ended
       March 31, 1994 (unaudited) - (Going Concern Basis) . . .   . .  7

       Notes to Financial Statements . . . . . . . . . . .          .  8

Item 2.Management's Discussion and Analysis of Financial Condition
       and Results of Operations . . . . . . . . .      . . . . . . . 10


PART II Other Information

Item 1.Legal Proceedings. .                                      .    12

Item 2.Changes in Securities.                                         12

Item 3.Defaults Upon Senior Securities.                               12

Item 4.Submission of Matters to a Vote of Security Holders.           12

Item 5.Other Information. . .                                         12

Item 6.Exhibits and Reports on Form 8-K . .                           12


SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . .          . 13

                       PART I - FINANCIAL INFORMATION


ITEM 1. Financial Statements

        Except for the December 31, 1994 audited Statement of Net Liabilities in Liquidation, the following Statement of Net Liabilities in Liquidation as of March 31, 1995, Statement of Changes in Net Liabilities in Liquidation for the three months ended March 31, 1995, Statement of Operations for the three months ended March 31, 1994, and Statement of Cash Flows for the three months ended March 31, 1994 for Brauvin Real Estate Fund I (the "Partnership") are unaudited and have not ben been examined by independent public accountants but reflect in the opinion of the management, all adjustments necessary to present fairly the information required.

       These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 1994 Annual Report on Form 10-K.

                          BRAUVIN REAL ESTATE FUND I
                      (an Illinois limited partnership)

                 STATEMENTS OF NET LIABILITIES IN LIQUIDATION
                             (Liquidation Basis)


                                       March 31,    December 31,
                                         1995           1994
                                      (Unaudited)     (Audited)

ASSETS
Cash and cash equivalents        $     67,776     $   144,483
Due from General Partner              234,500         234,500
Tenant receivables                    216,475         132,396
Other assets                           62,706          49,357
Real estate held for sale           4,031,033       4,031,033

  Total Assets                     $4,612,490      $4,591,769


LIABILITIES
Accounts payable and other accrued
  expenses                        $   531,250     $   551,855
Due to affiliates                     809,683         790,099
Security deposits                      48,207          44,607
Note payable                          200,000         200,000
Mortgages payable                   3,662,192       3,673,628
Estimated losses through date
   of liquidation                     229,578         200,000

  Total Liabilities                 5,480,910       5,460,189

Net liabilities in liquidation    $   868,420     $   868,420










                          See accompanying notes.

                         BRAUVIN REAL ESTATE FUND I
                     (an Illinois limited partnership)

     STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION-(UNAUDITED)
               For the three months ended March 31, 1995
                           (Liquidation Basis)



Net liabilities in liquidation at December 31, 1994                 $ (868,420)

Net liabilities in liquidation at March 31, 1995                    $ (868,420)































                           See accompanying notes.

                          BRAUVIN REAL ESTATE FUND I
                      (an Illinois limited partnership)

                     STATEMENT OF OPERATIONS-(UNAUDITED)
                 For the three months ended March 31, 1994
                           (Going Concern Basis)


         INCOME:

         Rental                          $    196,721
         Interest                                 485
         Other                                 63,871

         Total income                         261,077


         EXPENSES:

         Interest                              95,213
         Depreciation                          47,070
         Real estate taxes                     93,000
         Repairs and Maintenance               27,062
         Other property operating              40,158
         General and administrative            38,054

         Total expenses                       340,557

         Loss from operations                 (79,480)

         Net loss                         $   (79,480)

         Net loss allocated to:
         Limited Partners                 $   (77,096)
         General Partners                       (2,384)
                                          $   (79,480)

         Net loss per Limited
         Partnership Interest
         (5,696 Units):                  $     (13.54)





                           See accompanying notes.

                         BRAUVIN REAL ESTATE FUND I
                     (an Illinois limited partnership)

                    STATEMENT OF CASH FLOWS-(UNAUDITED)
                 For the three months ended March 31, 1994
                           (Going Concern Basis)


Cash Flow From Operating Activities:
 Net loss                                                       $ (79,480)
Adjustments to reconcile net loss to cash used by
 operating activities:
Depreciation and  amortization expense                             59,201
Changes in assets and liabilities:
 Increase in tenant receivables                                   (45,421)
 Increase in other assets                                         (19,108)
 Increase in accounts payable and accrued expenses                 34,806
 Increase in due to affiliates                                     36,366
Total adjustments                                                  65,844
Net cash used by operating activities                             (13,636)

Cash Flow From Financing Activities:
Repayment of mortgages                                             (9,484)
Cash used by financing activities                                  (9,484)

Net decrease in cash and cash equivalents                         (23,120)
Cash and cash equivalents at beginning of period                   86,660
Cash and cash equivalents at end of period                      $  63,540













                           See accompanying notes.

                          BRAUVIN REAL ESTATE FUND I
                      (an Illinois limited partnership)

                        NOTES TO FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Basis of Presentation

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of
Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered
necessary for a fair presentation have been included.   For further
information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1994.

    As a result of the General Partner's decision to cease operations, and in accordance with generally accepted accounting principles, the Partnership's financial statements as of March 31, 1995 have been prepared on a liquidation basis. Accordingly, the carrying values of the assets are presented at estimated realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis required significant assumptions by management, including assumptions regarding the amounts that creditors would agree to accept in settlement of obligations due them, the estimate of liquidation costs to be incurred and the resolution of contingent liabilities, including tax liabilities, resulting from the liquidation. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net liabilities recorded in the statement of net liabilities in liquidation as of March 31, 1995.

(2) MORTGAGES

    In February, 1995, the Partnership received a third modification from the Mokena Industrial Building first mortgage lender extending the maturity date from January 31, 1995 to January 31, 1998. The interest rate was increased to 10.25% from 9.875% and the amortization period was reduced to 10 years.

(3) ADJUSTMENT TO LIQUIDATION BASIS

    At July 1, 1994, in accordance with the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, including estimated costs associated with carrying out the liquidation. At March 31, 1995, the provision for estimated losses through date of liquidation was increased by $29,578, net income from operations. The provision was increased based on the Partnership's reassessment of the estimate of costs to complete the liquidation.

                          BRAUVIN REAL ESTATE FUND I
                      (an Illinois limited partnership)

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED

(4)  TRANSACTIONS WITH AFFILIATES

        The General Partners and other affiliates provide various services to support operating activities of the Partnership. Fees, commissions and other expense incurred by the Partnership with respect to such services for the three months ended March 31, 1995 and 1994 are as follows:

                                          1995            1994

   Legal fees                         $    300       $    900
   Management fees and reimbursable
      administrative services           30,668         32,172

     The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services. Management fees cannot exceed 5% of gross operating revenues generated by the Partnership properties. The Partnership had payables to affiliates for management fees and reimbursable administrative services of $776,088 and $756,804 at March 31, 1995 and December 31, 1994, respectively. The Partnership had payables to affiliates for legal fees of $33,595 and $33,295 at March 31, 1995 and December 31, 1994, respectively.

(5)  SUBSEQUENT EVENT

     On May 16, 1995, the Partnership sold the Mokena Industrial Building to an unaffiliated third party for approximately $1.9 million. The net sales proceeds to the Partnership was approximately $750,000.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The General Partners of the Partnership have decided to conclude the Partnership operations. During the first quarter of 1995, the Partnership continued to work toward the disposition of its properties and the winding up of its affairs. The Partnership continues to be unable to pay all of its expenses; and several expense items are being accrued for payment out of property sales proceeds.

     The buyer of the Mokena Industrial Park has satisfied the contract contingencies and the sale is expected to close prior to the end of May 1995. The selling price is approximately $1.9 million.

     The Partnership has had preliminary discussions with the mortgage holder at Cross Creek regarding the possibility of reducing the debt on the property to achieve a sale. The lender is unwilling to reduce its current debt level. As previously reported, the General Partners believe the value of the property is below the mortgage amount; and unless significant value can be created through leasing, the General Partners believe it is in the Partnership's best interest to negotiate with the lender to deed the property back to the lender. Occupancy at Cross Creek remained constant at 87% and the property continued to operate at a break-even cash flow. Ace Hardware, one of the two anchor tenants at Cross Creek Commons has notified the Partnership that they will not be renewing their lease in 1996. The other anchor tenant, Butera Foods, whose lease expires in 1998, has indicated that the store's revenues and profitability have declined and has requested that the Partnership consider allowing it to transfer or, alternatively, to cancel its lease. Management continues to market this property for lease or sale and has begun looking for a "big box" user to take over these two spaces. Additionally, management has considered several space reconfigurations including those alterations necessary to secure a new anchor tenant. Unfortunately, these options do not generate enough cash flow to offset the build-out and tenant relocation expense. Accordingly, the Partnership is evaluating whether it is in its best interest to transfer this property to the lender for the value of the debt.

     It is the intention of the General Partners to conclude the Partnership's operations in 1995. There can be no assurance that this timing will be met due to circumstances beyond the control of the General Partners. In light of the Partnership's current operating condition and expenses which have been accrued, the proceeds from the sale of the Partnership's properties will, in all likelihood, not be sufficient to return investors' initial capital.

Results of Operations - For the three months ended March 31, 1995 compared to March 31, 1994

     Pursuant to its liquidation basis of accounting, results of operations for the three months ended March 31, 1995 reflected net income of $29,578, compared to a net loss of $79,480 for the three months ended March 31, 1994.

     Total revenue generated for the three months ended March 31, 1995 was $306,728 compared to $261,077 for the three months ended March 31, 1994, an income of approximately $45,600. The increase in total revenue was mainly due to an increase in tenant reimbursement billings during the first quarter of 1995 compared to the first quarter of 1994 as a result of the closing on the sale of the Mokena Industrial Park building early in the second quarter of 1995.

     Total expenses for the three months ended March 31, 1995 were $277,150 compared to $340,557 for the three months ended March 31, 1994, a decrease of approximately $63,400. The decrease in expenses was mainly due to a decrease in depreciation expense as a result of the liquidation basis of accounting which reduced the properties to their net realizable value.

                       PART II - OTHER INFORMATION


ITEM 1. Legal Proceedings.

        None.

ITEM 2. Changes in Securities.

        None.

ITEM 3. Defaults Upon Senior Securities.

        None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

        None.

ITEM 5. Other Information.

        None.

ITEM 6. Exhibits and Reports on Form 8-K.

        None.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                BY:  Brauvin Properties, Inc.
                                     Corporate General Partner of
                                     Brauvin Real Estate Fund I



                                     BY:    /s/ Jerome J. Brault
                                            Jerome J. Brault
                                            President and
                                            Chief Executive Officer


                                     DATE:  May 18, 1995



                                     BY:    /s/ Thomas J. Coorsh
                                            Thomas J. Coorsh
                                            Chief Financial Officer


                                     DATE:  May 18, 1995