Form 10-Q/A
period 1995-03-31
BRAUVIN REAL ESTATE FUND I
filed 1995-07-13
CIK 318722

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q/A


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

        Exhibit 27 - Financial Data Schedule.

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


                                     DATE: July 13, 1995



                                     BY:    /s/ Thomas J. Coorsh
                                            Thomas J. Coorsh
                                            Chief Financial Officer


                                     DATE: July 13, 1995