Form 10-Q
period 1995-06-30
BRAUVIN REAL ESTATE FUND I
filed 1995-08-14
CIK 318722

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q


[X] Quarterly Report Pursuant To Section 13 or 15(d) of the
    Securities Exchange Act of 1934

      For the quarterly period ended    June 30, 1995

                                  OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

      For the transition period from _____________ to _______.

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

                      BRAUVIN REAL ESTATE FUND I

                                 Index


                                                        Page
PART I Financial Information
Item 1. Financial Statements . . . . . . . . . . . . . .   3

        Statement of Net Liabilities in Liquidation
        at June 30, 1995 (unaudited)and
        December 31, 1994 (audited) - (Liquidation
        Basis) . . . . . . . . . . . . . . . . . . . . .   4

        Statement of Changes in Net Liabilities in
        Liquidation for the six months ended
        June 30, 1995 (unaudited) - (Liquidation Basis) .  5

        Statement of Changes in Net Liabilities in
        Liquidation for the three months ended
        June 30, 1995. . . . . . . . . . . . . . . . . .   6

        Statement of Operations for the six months ended
        June 30, 1994(unaudited) - (Going Concern Basis).  7

        Statement of Operations for the three months
        ended June 30, 1994 (unaudited) - (Going Concern
        Basis) . . . . . . . . . . . . . . . . . . . . . . 8

        Statement of Cash Flows for the six months ended
        June 30, 1994(unaudited) - (Going Concern Basis) . 9

        Notes to Financial Statements . . . . . . . . . .  10

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations . . . . . . .  12

PART II Other Information

       Item 1. Legal Proceedings . . . . . . . . . . . .   14

       Item 2. Changes in Securities . . . . . . . . . .   14

       Item 3. Defaults Upon Senior Securities . . . . .   14

       Item 4. Submission of Matters to a Vote of Security
               Holders . . . . . . . . . . . . . . . . . . 14

       Item 5. Other Information . . . . . . . . . . . . . 14

       Item 6. Exhibits and Reports on Form 8-K  . . . . . 14

SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . 15

                    PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

     Except for the December 31, 1994 audited Statement of Net Liabilities in Liquidation, the following Statement of Net Liabilities in Liquidation as of June 30, 1995, Statement of Changes in Net Liabilities in Liquidation for the six months ended June 30, 1995, Statements of Operations for the six and three months ended June 30, 1994, and Statement of Cash Flows for the six months ended June 30, 1994 for Brauvin Real Estate Fund I (the "Partnership") are unaudited and have not been examined by independent public accountants but reflect in the opinion of the management, all adjustments necessary to present fairly the information required.

     These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 1994 Annual Report on Form 10-K.

                      BRAUVIN REAL ESTATE FUND I
                   (an Illinois limited partnership)

             STATEMENTS OF NET LIABILITIES IN LIQUIDATION
                          (Liquidation Basis)


                                       June 30,    December 31,
                                         1995           1994
                                      (Unaudited)    (Audited)

ASSETS
Cash and cash equivalents           $    557,184     $   144,483
Due from General Partner                 234,500         234,500
Tenant receivables                       142,678         132,396
Other assets                              26,964          49,357
Real estate held for sale              2,835,941       4,031,033

  Total Assets                        $3,797,267      $4,591,769


LIABILITIES
Accounts payable and other accrued
 expenses                            $   499,949     $   551,855
Due to affiliates                        477,430         790,099
Security deposits                         23,008          46,607
Note payable                                  --         200,000
Mortgages payable                      2,843,690       3,673,628
Estimated losses through date of
 liquidation                             150,000         200,000

  Total Liabilities                    3,994,077       5,460,189

Net liabilities in liquidation        $  196,810     $   868,420










                       See accompanying notes.

                     BRAUVIN REAL ESTATE FUND I
                  (an Illinois limited partnership)

 STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION -
                        (UNAUDITED)
For the six months ended June 30, 1995
                         (Liquidation Basis)



Net liabilities in liquidation at
 December 31, 1994                       $  (868,420)

Adjustment to provision of estimated
 losses through date of liquidation          671,610

Net liabilities in liquidation at
 June 30, 1995                           $  (196,810)


























                       See accompanying notes.

                     BRAUVIN REAL ESTATE FUND I
                  (an Illinois limited partnership)

 STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION-
                          (UNAUDITED)
For the three months ended June 30, 1995
                         (Liquidation Basis)



Net liabilities in liquidation at
  March 31, 1995                          $  (868,420)

Adjustment to provision of estimated
  losses through date of liquidation          671,610

Net liabilities in liquidation at
  June 30, 1995                           $  (196,810)

























                       See accompanying notes.

                     BRAUVIN REAL ESTATE FUND I
                   (an Illinois limited partnership)

                  STATEMENT OF OPERATIONS-(UNAUDITED)
               For the six months ended June 30, 1994
                        (Going Concern Basis)



         INCOME:

         Rental                                 $    396,460
         Interest                                        710
         Other                                       132,262

         Total income                                529,432


         EXPENSES:

         Interest                                    187,786
         Depreciation                                 92,718
         Real estate taxes                           186,000
         Repairs and Maintenance                      63,806
         Other property operating                     79,923
         General and administrative                  106,834

         Total expenses                              717,067

         Net loss                               $   (187,635)

         Net loss allocated to:
         Limited Partners                       $   (182,006)
         General Partners                             (5,629)
                                                $   (187,635)

         Net loss per Limited Partnership Interest
         (5,696 Units):                        $      (31.95)




                        See accompanying notes.

                     BRAUVIN REAL ESTATE FUND I
                  (an Illinois limited partnership)

                 STATEMENT OF OPERATIONS-(UNAUDITED)
              For the three months ended June 30, 1994
                        (Going Concern Basis)



         INCOME:

         Rental                                 $    199,739
         Interest                                        225
         Other                                        68,391

         Total income                                268,355


         EXPENSES:

         Interest                                     92,573
         Depreciation                                 45,648
         Real estate taxes                            93,000
         Repairs and Maintenance                      36,744
         Other property operating                     39,765
         General and administrative                   68,780

         Total expenses                              376,510

         Net loss                               $   (108,155)

         Net loss allocated to:
         Limited Partners                       $   (104,910)
         General Partners                             (3,245)
                                                $   (108,155)

         Net loss per Limited Partnership Interest
         (5,696 Units):                        $      (18.42)




                        See accompanying notes.

                     BRAUVIN REAL ESTATE FUND I
                  (an Illinois limited partnership)

                 STATEMENT OF CASH FLOWS-(UNAUDITED)
               For the six months ended June 30, 1994
                        (Going Concern Basis)


Cash Flow From Operating Activities:
 Net loss                                            $ (187,635)

 Adjustments to reconcile net loss to cash
  used by operating activities:
Depreciation and amortization expense                  117,136
Changes in assets and liabilities:
 Increase in tenant receivables                        (29,578)
 Increase in other assets                              (38,115)
 Increase in accounts payable and accrued expenses      47,418
 Increase in due to affiliates                          59,027
 Decrease in accrued interest payable                   (6,667)
 Decrease in security deposit                           (1,155)
Total adjustments                                      148,066
Net cash used by operating activities                  (39,569)

Cash Flow From Investing Activities:
Capital expenditures                                    (5,635)
Net cash used by investing activities                   (5,635)

Cash Flow From Financing Activities:
Repayment of mortgages                                  (19,221)
Cash used by financing activities                      (19,221)

Net decrease in cash and cash equivalents              (64,425)
Cash and cash equivalents at beginning of period        86,660
Cash and cash equivalents at end of period          $   22,235









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

    As a result of the General Partner's decision to cease operations, and in accordance with generally accepted accounting principles, the Partnership's financial statements as of June 30, 1995 have been prepared on a liquidation basis. Accordingly, the carrying values of the assets are presented at estimated realizable amounts and all liabilities are presented at estimated settlement amounts,including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis required significant assumptions by management, including assumptions regarding the amounts that creditors would agree to accept in settlement of obligations due them, the estimate of liquidation costs to be incurred and the resolution of contingent liabilities,including tax liabilities, resulting from the liquidation. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net liabilities recorded in the statement of net liabilities in liquidation as of June 30, 1995.

(2) MORTGAGES

    On May 16, 1995, the Partnership paid off the Mokena
Industrial Building first mortgage and note payable as the result of the sale of Mokena Industrial Building to an unaffiliated third party for approximately $1.9 million. (See Note 5.)

(3) ADJUSTMENT TO PROVISION OF ESTIMATED LOSSES THROUGH DATE OF
    LIQUIDATION

    At July 1, 1994, in accordance with the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, including estimated costs associated with carrying out the liquidation. At June 30, 1995, the provision for estimated losses through date of liquidation was decreased by $671,610. The provision was decreased based on the Partnership's reassessment of the estimate of costs to complete the liquidation.

                      BRAUVIN REAL ESTATE FUND I
                  (an Illinois limited partnership)

              NOTES TO FINANCIAL STATEMENTS - CONTINUED

(4)  TRANSACTIONS WITH AFFILIATES

     The General Partners and other affiliates provide various services to support operating activities of the Partnership. Fees, commissions and other expense incurred by the Partnership with respect to such services for the six months ended June 30, 1995 and 1994 are as follows:

                                         1995             1994

   Legal fees                        $    828           $1,080
   Management fees and reimbursable
      administrative services          63,709           66,066

     The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services. Management fees cannot exceed 5% of gross operating revenues generated by the Partnership properties. The Partnership had payables to affiliates for management fees and reimbursable administrative services of $477,226 and $756,804 at June 30, 1995 and December 31, 1994, respectively. The Partnership had payables to affiliates for legal fees of $33,295 at December 31, 1994. No amounts were payable to affiliates for legal fees at June
30, 1995.

(5)  SALE OF MOKENA INDUSTRIAL BUILDING

     On May 16, 1995, the Partnership sold the Mokena Industrial Building to an unaffiliated third party for $1.9 million. Pursuant to the liquidation basis of accounting, the gain of $595,138 related to the sale served to increase the provision of estimated losses through date of liquidation.

(6)  SUBSEQUENT EVENT

     The Partnership has commenced to process of transferring ownership of Cross Creek to the property's lenders. A receiver for the lender was appointed in late July. As a result, it is likely that the provision of estimated losses through date of liquidation will be adjusted such that the Partnership will have net assets in liquidation.

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Liquidity and Capital Resources

     The General Partners of the Partnership have decided to conclude the Partnership operations. During the second quarter of 1995, the Partnership continued to work toward the disposition of its properties and the winding up of its affairs.

     On May 16, 1995, the Partnership sold the Mokena Industrial
Building to an unaffiliated third party for approximately $1.9 million. Proceeds from this sale satisfied the mortgage indebtedness on the property and will allow the Partnership to satisfy all of its outstanding payables.

     Over the last several quarters, we have been analyzing several alternatives for Cross Creek Commons. We have worked with local and national brokers seeking new tenants. We have contemplated reconfiguring the Center to attract a new anchor tenant (or tenants). We have marketed the property for sale.
All of these efforts, however, have led us to the conclusion that the property's current value is less than its mortgage indebtedness. Further, the property slipped below break-even during 1995 and has been unable to pay its real estate taxes. Accordingly, the Partnership has commenced the process of transferring its ownership to the property's lender. A receiver for the lender was appointed in late July and we anticipate that title will transfer in the third quarter.

     The disposition of Mokena and Cross Creek will likely allow the Partnership to conclude its affairs in the third quarter.
Through this process we anticipate we will disburse any remaining nominal net proceeds of the Partnership to investors.

Results of Operations - For the six months ended June 30, 1995 compared to June 30, 1994

     Pursuant to its liquidation basis of accounting, results of operations have been charged to the provision of estimated losses through date of liquidation. The results of operations for the six months ended June 30, 1995 reflect a net loss of $3,107 compared to a net loss of $187,635 for the six months ended June 30, 1994, a decrease of approximately $184,500. The results of operations for the three months ended June 30, 1995 reflect a net loss of $32,683 compared to a net loss of $108,155 for the three months ended June 30,1994, a decrease of approximately $75,500. The decrease in net loss was due to a decrease in total revenue and a decrease in total expenses.

     Total revenue generated for the six months ended June 30, 1995 was $492,291 compared to $529,432 for the six months ended June 30,1994, a decrease of approximately $37,000. Total revenue for the three months ended June 30, 1995 was $185,563 compared to $268,355 for the three months ended June 30, 1994, a decrease of approximately $82,800. The decrease in total revenue was due to the decrease in properties owned and operated as the result of the sale of Mokena Industrial Building in May 1995.

     Total expenses for the six months ended June 30, 1995 were $495,398 compared to $717,067 for the six months ended June 30, 1994, a decrease of approximately $221,700. Total expenses for the three months ended June 30, 1995 was $218,248 compared to $376,510 for the three months ended June 30, 1994, a decrease of approximately $158,300. The decrease in expenses was mainly due to a decrease in depreciation expense as a result of the liquidation basis of accounting which reduced the properties to their net realizable value and the decrease in repair and maintenance expense.

                     PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

        None.

ITEM 2. Changes in Securities.

        None.

ITEM 3. Defaults Upon Senior Securities.

        None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

        None.

ITEM 5. Other Information.

        None.

ITEM 6. Exhibits and Reports on Form 8-K.

        Exhibit 27.  Financial Data Schedule

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


                                   DATE:  August 14, 1995



                                   BY:    /s/ Thomas J. Coorsh
                                          Thomas J. Coorsh
                                          Chief Financial Officer


                                   DATE:  August 14, 1995