Form 10-Q
period 1995-09-30
BRAUVIN REAL ESTATE FUND I
filed 1995-11-14
CIK 318722

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q


X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended    September 30, 1995

                                  OR

[] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                      BRAUVIN REAL ESTATE FUND I

                                 Index

                                                                Page
PART I Financial Information
Item 1.  Financial Statements . . . .                             3

       Statement of Net Liabilities in Liquidation at
       September 30, 1995 (unaudited)and December 31, 1994
       (audited) - (Liquidation Basis) . . . . . . . . . . .      4

       Statement of Changes in Net Liabilities in
       Liquidation for the nine months ended September 30,
       1995 (unaudited) - (Liquidation Basis). . . . . . . .      5

       Statement of Changes in Net Liabilities in
       Liquidation for the three months ended
       September 30, 1995 (unaudited)-(Liquidation Basis). .      6

       Notes to Financial Statements . . . . . . . . . . . .      7

Item 2. Management's Discussion and Analysis of Financial
       Condition and Results of Operations . . . . . . . . .      10

PART II Other Information

Item 1. Legal Proceedings. . . . . . .......................      12

Item 2. Changes in Securities. . . .........................      12

Item 3. Defaults Upon Senior Securities. . . . .............      12

Item 4. Submission of Matters to a Vote of
        Security Holders . . . . ...........................      12

Item 5. Other Information. . . . . .........................      12

Item 6. Exhibits and Reports on Form 8-K . . . . . . . .....      12

SIGNATURES   . . . . . . . . . . . . . . . . . . . . . .....      13

                    PART I - FINANCIAL INFORMATION


ITEM 1.   Financial Statements

     Except for the December 31, 1994 audited Statement of Net Liabilities in Liquidation, the following Statement of Net Liabilities in Liquidation as of September 30, 1995 and Statements of Changes in Net Liabilities in Liquidation for the nine and three months ended September 30, 1995 for Brauvin Real Estate Fund I (the "Partnership") are unaudited and have not been examined by independent public accountants but reflect in the opinion of the management, all adjustments necessary to present fairly the information required.

     These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 1994 Annual Report on Form 10-K.

                      BRAUVIN REAL ESTATE FUND I
                   (an Illinois limited partnership)

             STATEMENTS OF NET LIABILITIES IN LIQUIDATION
                          (Liquidation Basis)


                                  September 30,          December 31,
                                     1995                   1994
                                  (Unaudited)            (Audited)

ASSETS
Cash and cash equivalents         $  391,510              $  144,483
Due from General Partner             234,500                 234,500
Tenant receivables                   132,489                 132,396
Other assets                          10,881           49,357
Real estate held for sale          2,843,690               4,031,033

  Total Assets                    $3,613,070                 $4,591,769


LIABILITIES
Accounts payable and other accrued
  expenses                        $  316,062              $  551,855
Due to affiliates                    525,519                 790,099
Security deposits                     12,727                  44,607
Note payable                              --                 200,000
Mortgages payable                  2,843,690               3,673,628
Estimated losses through date of
  liquidation                         30,000                    200,000

  Total Liabilities                3,727,998                  5,460,189

Net liabilities in liquidation    $  114,928                 $  868,420









                        See accompanying notes.

                     BRAUVIN REAL ESTATE FUND I
                  (an Illinois limited partnership)

 STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION-(UNAUDITED) For the nine months ended September 30, 1995
                         (Liquidation Basis)



Net liabilities in liquidation at
 December 31, 1994                                         $(868,420)

 Adjustment to provision of estimated
 losses through date of liquidation                          753,492

Net liabilities in liquidation at
 September 30, 1995                                       $(114,928)


























                        See accompanying notes.

                     BRAUVIN REAL ESTATE FUND I
                  (an Illinois limited partnership)

 STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION-(UNAUDITED) For the three months ended September 30, 1995
                         (Liquidation Basis)



Net liabilities in liquidation at
 June 30, 1995                                $ (196,810)

Adjustments to provision of estimated
 losses through date of liquidation                           81,882

Net liabilities in liquidation at
 September 30, 1995                                       $ (114,928)



























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

    As a result of the General Partner's decision to cease operations, and in accordance with generally accepted accounting principles, the Partnership's financial statements as of September 30, 1995 have been prepared on a liquidation basis. Accordingly, the carrying values of the assets are presented at estimated realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis required significant assumptions by management, including assumptions regarding the amounts that creditors would agree to accept in settlement of obligations due them, the estimate of liquidation costs to be incurred and the resolution of contingent liabilities, including tax liabilities, resulting from the liquidation. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net liabilities recorded in the statement of net liabilities in liquidation as of September 30, 1995.

(2) MORTGAGES

    On May 16, 1995, the Partnership paid off the Mokena Industrial Building first mortgage and note payable as the result of the sale of Mokena Industrial Building to an unaffiliated third party for approximately $1.9 million. (See Note 5.)
(3)     PROVISION OF ESTIMATED LOSSES THROUGH DATE OF LIQUIDATION

   At July 1, 1994, in accordance with the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, including estimated costs associated with carrying out the liquidation. At September 30, 1995, the provision for estimated losses through date of liquidation was decreased by $170,000. The net decrease was due to the gain on the sale of the Mokena Industrial Building of $602,547, the nine months ended September 30, 1995 net loss of $19,055 and an adjustment to the provision of $753,492. The adjustment is the result of the Partnership's reassessment of the estimate of costs to complete the liquidation.

(4)  TRANSACTIONS WITH AFFILIATES

     The General Partners and other affiliates provide various services to support operating activities of the Partnership. Fees, commissions and other expense incurred by the Partnership with respect to such services for the nine months ended September 30, 1995 and 1994 were as follows:

                                           1995         1994
   Legal fees                           $ 25,843       $   894
   Management fees and reimbursable
      administrative services            351,417        87,507

     The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services. Management fees cannot exceed 5% of gross operating revenues generated by the Partnership properties. The Partnership had payables to affiliates for management fees and reimbursable administrative services of $525,519 and $756,804 at September 30, 1995 and December 31, 1994, respectively. The Partnership had payables to affiliates for legal fees of $33,295 at December 31, 1994. No amounts were payable to affiliates for legal fees at September 30, 1995.

     In January 1989, the agreement with the property's Manager was modified to reflect the fact that the Partnership would have no obligation to record or remit any expense reimbursement which would otherwise be payable, until such time as there was sufficient cash available to remit such amounts. During the third quarter, $268,222 of previously unrecorded expenses were accrued and are to be paid from the proceeds of the sale of the Mokena Industrial Building.

(5)  SALE OF MOKENA INDUSTRIAL BUILDING

     On May 16, 1995, the Partnership sold the Mokena Industrial
Building to an unaffiliated third party for $1.9 million. Pursuant to the liquidation basis of accounting, the gain of $602,547 related to the sale served to increase the provision of estimated losses through date of liquidation.

(6)  CROSS CREEK RECEIVERSHIP

     The Partnership has commenced the process of transferring ownership of Cross Creek to the property's lenders. A receiver for the lender was appointed on July 28, 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The General Partners of the Partnership have decided to conclude the Partnership operations. During the third quarter of 1995, the Partnership continued to work toward the disposition of Cross Creek and the winding up of its affairs.

     On May 16, 1995, the Partnership sold the Mokena Industrial
Building to an unaffiliated third party for approximately $1.9 million. Proceeds from this sale satisfied the mortgage indebtedness.

     Over the last several quarters, the General Partners have been analyzing several alternatives for Cross Creek Commons. The General Partners have worked with local and national brokers seeking new tenants, have contemplated reconfiguring the Center to attract a new anchor tenant (or tenants), and have marketed the property for sale.
All of these efforts, however, have led the General Partners to the conclusion that the property's current value is less than its mortgage indebtedness. Further, the property slipped below break-even during
1995 and has been unable to pay its real estate taxes.   Accordingly,
the Partnership has commenced the process of transferring its ownership to the property's lender. On July 28, 1995 a receiver for the lender was appointed. The lender has filed to foreclose but no final judgement has been executed.

     The General Partners anticipated that this transfer process would have been completed by this time. Once this has been accomplished, the Partnership will conclude its affairs.

Results of Operations - For the nine and three months ended September 30, 1995 compared to September 30, 1994

     Pursuant to its liquidation basis of accounting, results of operations have been charged to the provision of estimated losses through date of liquidation. The results of operations for the nine months ended September 30, 1995 reflect a net loss of $19,055 compared to a net loss of $220,792 for the nine months ended September 30, 1994, a decrease of approximately $201,800. The results of operations for the three months ended September 30, 1995 reflect a net loss of $15,948 compared to a net loss of $33,157 for the three months ended September 30, 1994, a decrease of approximately $17,200. The decrease in net loss was due to a decrease in total expenses as a result of decrease in properties owned and operated during 1995.
     Total revenue generated for the nine months ended September 30, 1995 was $685,295 compared to $806,885 for the nine months ended September 30, 1994, a decrease of approximately $121,600. Total revenue for the three months ended September 30, 1995 was $193,004 compared to $277,453 for the three months ended September 30, 1994, a decrease of approximately $84,400. The decrease in total revenue was due to the decrease in properties owned and operated as the result of the sale of Mokena Industrial Building in May 1995.

     Total expenses for the nine months ended September 30, 1995 were $704,350 compared to $1,027,677 for the nine months ended September 30, 1994, a decrease of approximately $323,300. Total expenses for the three months ended September 30, 1995 was $208,952 compared to $310,610 for the three months ended September 30, 1994, a decrease of approximately $101,600. The decrease in expenses was mainly due to a decrease in depreciation expense as a result of the liquidation basis of accounting which reduced the properties to their net realizable value and the decrease in repair and maintenance expense.

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


                                     DATE:  November 14, 1995



                                     BY:    /s/ Thomas J. Coorsh
                                            Thomas J. Coorsh
                                            Chief Financial Officer


                                     DATE:  November 14, 1995